Form 10-K/A
period 2024-12-31
HCM II Acquisition Corp.
filed 2025-07-17
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to HCM II Acquisition Corp., unless the context otherwise indicates.

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2024 is to remove an incorrect statement from the original Footnote 5 – Related Party Transactions to the Financial Statements under Part IV, Item 15 of the Form 10-K and amend Item 9A - Controls and Procedures.

1)	Part IV, Item 15 - Note 5 of the Original 10-K - The paragraph titled “Underwriter’s Agreement” contained in Note 5. Related Party Transactions should be removed from the document and will now read as follows:

NOTE 6. RELATED PARTY TRANSACTIONS

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

2)	Part II, Item 9A should be disclosed as material weakness and hereby amended in its entirety and is being replaced with this amended Part II, Item 9A

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2024 due to the material weakness in our internal control over financial reporting in connection with related party disclosures.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2024. Our internal controls did not detect an incorrect statement on the Original 10-K footnote disclosure under Part IV, Item 15 and management concludes that this is a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

Not applicable.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K and does not reflect all events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-K.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2024 due to the material weakness in our internal control over financial reporting in connection with related party disclosures.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of December 31, 2024. Our internal controls did not detect an incorrect statement on the Original 10-K footnote disclosure under Part IV, Item 15 and management concludes that this is a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012.

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

	Current Ownership
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Ordinary Shares
HCM Investor Holdings, LLC(3)	5,675,000	19.7%
Shawn Matthews(3)	5,675,000	19.7%
Steven Bischoff	-	-
Jacob Loveless(4)	25,000	*
Andrew Brenner(4)	25,000	*
Michael J. Connor (4)	25,000	*
All executive officers and directors as a group (5 individuals)	5,750,000	20%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the following is c/o HCM II Acquisition Corp., 100 First Stamford Place, Suite 330, Stamford, CT 06902.

(2)	Interests shown consist solely of Class B Ordinary Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	HCM Investor Holdings II, LLC, our Sponsor, is the record holder of such shares. Mr. Matthews the sole managing member of HCM Investor Holdings II, LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Mr. Matthews disclaims any beneficial ownership of the securities held by HCM Investor Holdings II, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Our Sponsor transferred 25,000 founder shares to each of our independent directors at the closing of the Public Offering.

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

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

HCM II Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HCM II Acquisition Corp. (the “Company’) as of December 31, 2024, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 4, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from April 4, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 of the financial statements, the financial statements as of December 31, 2024, and for the period from April 4, 2024 (inception) through December 31, 2024 have been restated to correct a certain misstatement.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and needs to complete a Business Combination by the close of business on August 19, 2026, otherwise the Company will cease all operations except for the purpose of liquidating. The liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025, except for the effects of the Restatement disclosed in Note 2, as to which the date is July 17, 2025

PCAOB Number 100

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

Commitments and Contingencies (Note 7)
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

Transaction costs amounted to $15,396,014, consisting of $4,000,000 of cash underwriting fee, $10,720,000 of deferred underwriting fee (see additional discussion in Note 7), and $676,014 of other offering costs.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The original footnote disclosure within Note 5. Related Party Transactions of the Original 10-K incorrectly described a transaction with its underwriter as a related party transaction. This description was incorrect. There is no impact on the Company’s balance sheet, statement of operations, cash flows, or shareholders’ equity as a result of this correction.

Accordingly, the previously issued financial statements as of December 31, 2024 and for the period from April 4, 2024 have been restated to remove the incorrect footnote disclosure. No other changes were required.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS (AS RESTATED)

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. SHAREHOLDER’S DEFICIT

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

NOTE 10. SEGMENT INFORMATION

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

NOTE 11 — SUBSEQUENT EVENTS

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

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

HCM II ACQUISITION CORP.

Date: July 17, 2025	By:	/s/ Shawn Matthews
Shawn Matthews
Chief Executive Officer
(Principal Executive Officer)

Date: July 17, 2025	By:	/s/ Steven Bischoff
Steven Bischoff
Chief Financial Officer
(Principal Financial Officer)