Form 10-Q/A
period 2025-03-31
HCM II Acquisition Corp.
filed 2025-07-17
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to HCM II Acquisition Corp., unless the context otherwise indicates.

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q”) for the three months ended March 31, 2025 is to remove an incorrect statement from Footnote 6 – Related Party Transactions to the Financial Statements under Part I, Item 1 of the Form 10-Q and amend Item 4 - Controls and Procedures.

1)	Part I, Item 1 - Note 5 of the Original 10-Q - The paragraph titled “Underwriter’s Agreement” contained in Note 5. Related Party Transactions should be removed from the document and will now read as follows:

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

2)	Part I, Item 4 should be disclosed as material weakness and hereby amended in its entirety and is being replaced with this amended Part I, Item 4

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of March 31, 2025. Our internal controls did not detect an incorrect statement on the Original 10-Q footnote disclosure under Part I, Item 1 and management concludes that this is a material weakness.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect all events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

The Company has a wholly owned subsidiary that was created on March 4, 2025, AKOM Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”). The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 7 for further information.

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

The Company has also entered into subscription agreements (collectively, the “PIPE Subscription Agreements”), each dated as of March 26, 2025, with certain investors (collectively, the “PIPE Investors”), pursuant to which, among other things, the Company has agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the Closing, an aggregate of 5,000,000 shares of Domesticated Common Stock for a purchase price of $10.00 per share (the “PIPE Financing”). The PIPE Investors are permitted, under the PIPE Subscription Agreements, to satisfy their commitments thereunder if they hold shares of Domesticated Common Stock that qualify as Non-Redeemed Shares (as defined in the PIPE Subscription Agreements), subject to certain conditions and restrictions set forth in the PIPE Subscription Agreements (see Note 7 for details).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The original footnote disclosure Part I, Item 1 - Note 5 of the Original 10-Q incorrectly described a transaction with its underwriter as a related party transaction. This description was incorrect. There is no impact on the Company’s unaudited condensed consolidated balance sheets, statements of operations, cash flows, or shareholders’ equity as a result of this correction.

Accordingly, the previously issued consolidated financial statements for the three months ended March 31, 2025, have been restated to remove the incorrect footnote disclosure. No other changes were required.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 11. SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of March 31, 2025. Our internal controls did not detect an incorrect statement on the Original 10-Q footnote disclosure under Part I, Item 1 and management concludes that this is a material weakness.

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

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect all events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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