Form 10-Q
period 2025-06-30
HCM II Acquisition Corp.
filed 2025-08-12
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 12, 2025, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HCM II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from April 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from April 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from April 4, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$124,083	$668,089
Other receivable	—	41,250
Due from Sponsor	4,466	4,466
Short-term prepaid insurance	90,250	90,250
Prepaid expenses	70,982	16,112
Total current assets	289,781	820,167
Long-term prepaid insurance	7,521	52,646
Marketable securities held in Trust Account	240,134,175	235,193,585
Total Assets	$240,431,477	$236,066,398

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$2,475,553	$458,624
Total current liabilities	2,475,553	458,624
Forward purchase agreement liability	1,057,124	—
Deferred underwriting fee	10,720,000	10,720,000
Total Liabilities	14,252,677	11,178,624

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.44 and $10.23 per share at June 30, 2025 and December 31, 2024, respectively	240,134,175	235,193,585

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 23,000,000 shares subject to possible redemption) at June 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,955,950)	(10,306,386)
Total Shareholders’ Deficit	(13,955,375)	(10,305,811)
Total Liabilities and Shareholders’ Deficit	$240,431,477	$236,066,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from April 4, 2024 (Inception) Through June 30,
	2025	2025	2024
General and administrative costs	$1,489,307	$2,592,440	$52,663
Loss from operations	(1,489,307)	(2,592,440)	(52,663)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,477,726	4,940,590	—
Initial loss on forward purchase agreement liability	—	(893,425)	—
Change in fair value of forward purchase agreement liability	(387,392)	(163,699)	—
Total other income, net	2,090,334	3,883,466	—
Net income (loss)	$601,027	$1,291,026	$(52,663)

Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	—
Basic net income per ordinary share, Class A ordinary shares	$0.02	$0.04	$—
Weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000	—
Diluted net income per ordinary share, Class A ordinary shares	$0.02	$0.04	$—

Weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,750,000	5,000,000
Basic net income (loss) per ordinary share, Class B ordinary shares	$0.02	$0.04	$(0.02)
Weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,000,000
Diluted net income per ordinary share, Class B ordinary shares	$0.02	$0.04	$(0.02)

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On August 19, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	5,750,000	$575	$—	$(10,306,386)	$(10,305,811)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,462,864)	(2,462,864)

Net income	—	—	—	—	—	689,999	689,999

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(12,079,251)	(12,078,676)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,477,726)	(2,477,726)

Net income	—	—	—	—	—	601,027	601,027

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(13,955,950)	$(13,955,375)

FOR THE PERIOD FROM APRIL 4, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 4, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(52,663)	(52,663)

Balance – June 30, 2024	—	$—	5,750,000	$575	$24,425	$(52,663)	$(27,663)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On August 19, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,	For The Period from April 4, 2024 (Inception) To June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$1,291,026	$(52,663)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,463
Formation and operational costs paid through promissory note – related party	—	40,200
Interest earned on marketable securities held in Trust Account	(4,940,590)	—
Initial loss on forward purchase agreement liability	893,425	—
Change in fair value of forward purchase agreement liability	163,699	—
Changes in operating assets and liabilities:
Other receivable	41,250	—
Prepaid expenses	(54,870)	—
Long-term prepaid insurance	45,125	—
Accrued expenses	2,016,929	—
Net cash used in operating activities	(544,006)	—

Net Change in Cash	(544,006)	—
Cash – Beginning of period	668,089	—
Cash – End of period	$124,083	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$251,891
Deferred offering costs paid through promissory note - related party	$—	$107,927
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,537
Prepaid services contributed by Sponsor through promissory note – related party	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Pursuant to the Business Combination Agreement, the aggregate consideration to be paid in the Merger in respect of each Terrestrial Energy Common Share and each Terrestrial Energy Series A Preferred Share that is issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement), will be a number of shares of Domesticated Common Stock equal to the Exchange Ratio (the “Per Share Base Consideration”). The “Exchange Ratio” is equal to the number of shares of Domesticated Common Stock equal to the quotient of (i)(a) $925,000,000, divided by (b) the Redemption Price divided by (ii) the Terrestrial Energy Fully Diluted Capital (as defined in the Business Combination Agreement).

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 4, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Liquidity and Going Concern

As of June 30, 2025, the Company had $124,083 in its operating bank account and working capital deficit of $2,185,772.

The Company initially has until August 19, 2026 to consummate the initial Business Combination (assume no extensions). If the Company does not complete a Business Combination, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that the business combination might not happen within the 24-month period from the date of the Initial Public Offering.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern”, as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

JUNE 30, 2025

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $124,083 and $668,089 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Marketable Securities Held in Trust Account

As of June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $240,134,175 and $235,193,585, were held in a Money Market Mutual Fund, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended		For the Period from April 4, 2024 (Inception) Through
	June 30, 2025		June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$480,822	$120,205	$1,032,821	$258,205	$—	$(52,663)
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$0.04	$0.04	$—	$(0.02)

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

Forward Purchase Agreement Liability

On March 26, 2025, the Company entered into a Forward Purchase Agreement. The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of June 30, 2025 and December 31, 2024, the fair value of the forward purchase derivative liability was $1,057,124 and $0, respectively.

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(529,000)
Class A ordinary shares issuance costs	(15,341,097)
Plus:
Accretion of carrying value to redemption value	21,063,682
Class A ordinary shares subject to possible redemption, December 31, 2024	235,193,585
Plus:
Accretion of carrying value to redemption value	2,462,864
Class A ordinary shares subject to possible redemption, March 31, 2025	237,656,449
Plus:
Accretion of carrying value to redemption value	2,477,726
Class A ordinary shares subject to possible redemption, June 30, 2025	$240,134,175

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Warrants—As of June 30, 2025 and December 31, 2024, there were 18,350,000 warrants outstanding, including 11,500,000 Public Warrants and 6,850,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 for these services, respectively. For the period from April 4, 2024 (inception) through June 30, 2024, the Company did not incur any fees for these services.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $4,466 as of June 30, 2025 and December 31, 2024, of which such amount is included in due from Sponsor in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The underwriter was entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriter’s over-allotment option). Additionally, the underwriter is entitled to a deferred underwriting discount of 4.40% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.40% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, $10,720,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At June 30, 2025 and December 31, 2024, the balance of the deferred underwriting fee payable was $10,720,000.

Business Combination Agreement

On March 26, 2025, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Business Combination Agreement”) by and among the Company, Terrestrial Energy, and Merger Sub, pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into Terrestrial Energy (the “Merger”), with Terrestrial Energy continuing as the Surviving Company. The combined company’s business will continue to operate through Terrestrial Energy and its subsidiaries.

Pursuant to the Business Combination Agreement, the aggregate consideration to be paid in the Merger in respect of each Terrestrial Energy Common Share and each Terrestrial Energy Series A Preferred Share that is issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement), will be a number of shares of Domesticated Common Stock equal to the Exchange Ratio (the “Per Share Base Consideration”). The “Exchange Ratio” is equal to the number of shares of Domesticated Common Stock equal to the quotient of (i)(a) $925,000,000, divided by (b) the Redemption Price divided by (ii) the Terrestrial Energy Fully Diluted Capital (as defined in the Business Combination Agreement).

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

The Company has also entered into PIPE Subscription Agreements, each dated March 26, 2025, with the PIPE Investors, pursuant to which, among other things, the Company has agreed to issue and sell, in private placements to close immediately prior to or substantially concurrently with the Closing, an aggregate of 5,000,000 shares of Domesticated Common Stock for a purchase price of $10.00 per share . The PIPE Investors are permitted, under the PIPE Subscription Agreements, to satisfy their commitments thereunder if they hold shares of Domesticated Common Stock that qualify as Non-Redeemed Shares (as defined in the PIPE Subscription Agreements), subject to certain conditions and restrictions set forth in the PIPE Subscription Agreements.

The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of June 30, 2025, the fair value of the forward purchase liability was $1,057,124.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2025

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

The following tables present information about the Company’s assets that are measured at fair value on June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual fund held in Trust Account	$240,134,175	$—	$—	$240,134,175
Liabilities:
Forward purchase agreement liability	$—	$—	$1,057,124	$1,057,124
Total forward purchase agreement liability	$—	$—	$1,057,124	$1,057,124

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual fund held in Trust Account	$235,193,585	$—	$—	$235,193,585

Forward Purchase Agreement Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 26, 2025
	(Initial measurement)	June 30, 2025
Probability of business combination	90%	90%
Underlying ordinary share price	$10.80	$11.10
Term (years)	0.42	0.25
Risk-free rate	4.28%	4.41%
Volatility	10.73%	28.82%

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) derivative liability:

FPA
Fair value as of March 26, 2025 (initial measurement)	$893,425
Change in fair value	(223,693)
Fair value as of March 31, 2025	$669,732
Change in fair value	387,392
Fair value as of June 30, 2025	$1,057,124

The change in the fair value of the forward purchase agreement liability for the six months ended June 30, 2025 is $163,699. There was no forward purchase agreement liability for the six months ended June 30, 2024.

There were no transfers between fair value levels during the period ended June 30, 2025 and for the year ended December 31, 2024.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed consolidated statement of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	June 30, 2025	December 31, 2024
Marketable Securities held in trust account	$240,134,175	$235,193,585
Cash	$124,083	$668,089

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from April 4, 2024 (Inception) Through June 30, 2025
Net income (loss)	$601,027	$1,291,026	$(52,663)
General and administrative expenses	$1,489,307	$2,592,440	$52,663
Interest earned on marketable securities held in Trust Account	$2,477,726	$4,940,590	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Net income and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed consolidated statement of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

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

Pursuant to the Business Combination Agreement, the aggregate consideration to be paid in the Merger in respect of each Terrestrial Energy Common Share and each Terrestrial Energy Series A Preferred Share that is issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement), will be a number of shares of Domesticated Common Stock equal to the Exchange Ratio (the “Per Share Base Consideration”). The “Exchange Ratio” is equal to the number of shares of Domesticated Common Stock equal to the quotient of (i)(a) $925,000,000, divided by (b) the Redemption Price divided by (ii) the Terrestrial Energy Fully Diluted Capital (as defined in the Business Combination Agreement).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 4, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net income of $601,027 which consists of interest earned on marketable securities held in the trust account of $2,477,726, offset by operating costs of $1,489,307 and change in fair of FPA Liability of $387,392.

For the six months ended June 30, 2025, we had net income of $1,291,026 which consists of interest earned on marketable securities held in the trust account of $4,940,590, offset by operating costs of $2,592,440, initial loss on FPA Liability of $893,425 and change in fair value of FPA Liability of $163,699.

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

For the six months ended June 30, 2025, cash used in operating activities was $544,006. Net income of $1,291,026 was affected by interest earned on marketable securities held in the trust account of $4,940,590, initial loss on FPA Liability of $893,425 and change in fair value of FPA Liability of $163,699. Changes in operating assets and liabilities used $2,048,434 of cash for operating activities.

For the period from April 4, 2024 (inception) through June 30, 2024, cash used in operating activities was $0. Net loss of $52,663 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $12,463 and payment of operation costs through promissory note of $40,200.

As of June 30, 2025, we had marketable securities held in the trust account of $240,134,175. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash held outside of the trust account of $124,083 available for working capital needs. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We have until August 19, 2026 to consummate the initial Business Combination (assume no extensions). If we do not complete a Business Combination, we will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. Notwithstanding management’s belief that we would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 24-month period from the date of the Initial Public Offering.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of June 30, 2025, we may need to raise additional capital through loans or additional investments from Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Forward Purchase Agreement Liability

On March 26, 2025, we entered into a Forward Purchase Agreement. We account for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed statements of operations. The ability of us to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of us. As of June 30, 2025, the fair value of the forward purchase derivative liability was $1,057,124.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The preparation of unaudited condensed consolidated financial statement and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statement, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of June 30, 2025. Our internal controls did not detect an incorrect statement on the Quarterly Report on Form 10-Q for the three months ended March 31, 2025 footnote disclosure under Part I, Item 1 and management concludes that this is a material weakness.

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

HCM II ACQUISITION CORP.

Date: August 12, 2025	By:	/s/ Shawn Matthews
Shawn Matthews
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Steven Bischoff
Steven Bischoff
Chief Financial Officer
(Principal Financial Officer)