Form 10-Q
period 2025-09-30
Terrestrial Energy Inc. /DE/
filed 2025-11-14
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 001-42252

TERRESTRIAL ENERGY INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-1785406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2730 W. Tyvola Road, Suite 100 Charlotte, NC	28217
(Address of principal executive offices)	(Zip Code)

(646) 687-8212

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IMSR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Common Stock at a price of $11.50 per share	IMSRW	The Nasdaq Stock Market LLC

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

As of November 14, 2025, there were 22,992,610 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

HCM II ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from April 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from April 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from April 4, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash	$350,389	$668,089
Other receivable	—	41,250
Due from Sponsor	4,466	4,466
Short-term prepaid insurance	75,208	90,250
Prepaid expenses	31,594	16,112
Total current assets	461,657	820,167
Long-term prepaid insurance	—	52,646
Marketable securities held in Trust Account	242,642,972	235,193,585
Total Assets	$243,104,629	$236,066,398

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$3,539,988	$458,624
Advance from related party	338,002	—
Promissory note - related party	400,000	—
Total current liabilities	4,277,990	458,624
Forward purchase agreement liability	—	—
Deferred underwriting fee	10,720,000	10,720,000
Total Liabilities	14,997,990	11,178,624

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 23,000,000 shares at redemption value of $10.55 and $10.23 per share at September 30, 2025 and December 31, 2024, respectively	242,642,972	235,193,585

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 and 23,000,000 shares subject to possible redemption) at September 30, 2025 and December 31, 2024, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 and 5,750,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,536,908)	(10,306,386)
Total Shareholders’ Deficit	(14,536,333)	(10,305,811)
Total Liabilities and Shareholders’ Deficit	$243,104,629	$236,066,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from April 4, 2024 (Inception) Through September 30,
	2025	2024	2025	2024
General and administrative costs	$1,638,082	$278,494	$4,230,522	$331,157
Loss from operations	(1,638,082)	(278,494)	(4,230,522)	(331,157)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,508,797	1,349,715	7,449,387	1,349,715
Initial loss on forward purchase agreement liability	—	—	(893,425)	—
Change in fair value of forward purchase agreement liability	1,057,124	—	893,425	—
Total other income, net	3,565,921	1,349,715	7,449,387	1,349,715
Net income	$1,927,839	$1,071,221	$3,218,865	$1,018,558

Weighted average shares outstanding of Class A ordinary shares	23,000,000	10,615,385	23,000,000	5,396,648
Basic net income per ordinary share, Class A ordinary shares	$0.07	$0.07	$0.11	$0.09
Weighted average shares outstanding of Class A ordinary shares	23,000,000	10,615,385	23,000,000	5,396,648
Diluted net income per ordinary share, Class A ordinary shares	$0.07	$0.07	$0.11	$0.09

Weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,750,000	5,750,000	5,621,508
Basic net income per ordinary share, Class B ordinary shares	$0.07	$0.07	$0.11	$0.09
Weighted average shares outstanding, Class B ordinary shares	5,750,000	5,750,000	5,750,000	5,621,508
Diluted net income per ordinary share, Class B ordinary shares	$0.07	$0.07	$0.11	$0.09

(1)	Excludes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On August 19, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	5,750,000	$575	$—	$(10,306,386)	$(10,305,811)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,462,864)	(2,462,864)

Net income	—	—	—	—	—	689,999	689,999

Balance – March 31, 2025 (unaudited)	—	—	5,750,000	575	—	(12,079,251)	(12,078,676)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,477,726)	(2,477,726)

Net income	—	—	—	—	—	601,027	601,027

Balance – June 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(13,955,950)	$(13,955,375)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,508,797)	(2,508,797)

Net income	—	—	—	—	—	1,927,839	1,927,839

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$—	$(14,536,908)	$(14,536,333)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM APRIL 4, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 4, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(52,663)	(52,663)

Balance – June 30, 2024	—	—	5,750,000	575	24,425	(52,663)	(27,663)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(7,348,508)	(11,021,304)	(18,369,812)

Sale of 6,850,000 Private Placement Warrants	—	—	—	—	6,850,000	—	6,850,000

Fair value of Public Warrants at issuance	—	—	—	—	529,000	—	529,000

Allocated value of transaction costs	—	—	—	—	(54,917)	—	(54,917)

Net income	—	—	—	—	—	1,071,221	1,071,221

Balance – September 30, 2024	—	$—	5,750,000	$575	$—	$(10,002,746)	$(10,002,171)

(1)	Includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On August 19, 2024, the Company consummated its IPO and sold 23,000,000 Units, including 3,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 750,000 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,	For The Period from April 4, 2024 (Inception) To September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$3,218,865	$1,018,558
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	12,463
Formation and operational costs paid through promissory note – related party	—	45,200
Interest earned on marketable securities held in Trust Account	(7,449,387)	(1,349,715)
Initial loss on forward purchase agreement liability	893,425	—
Change in fair value of forward purchase agreement liability	(893,425)	—
Changes in operating assets and liabilities:
Other receivable	41,250	(41,250)
Prepaid expenses	(15,482)	(60,869)
Short-term prepaid insurance	15,042	(90,250)
Long-term prepaid insurance	52,646	(75,208)
Accrued expenses	3,081,364	246,941
Net cash used in operating activities	(1,055,702)	(294,130)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(231,150,000)
Net cash used in investing activities	—	(231,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placements Warrants	—	6,850,000
Advances from related party	338,002	—
Proceeds from promissory note - related party	400,000	—
Repayment of promissory note - related party	—	(233,127)
Payment of offering costs	—	(347,609)
Net cash provided by financing activities	738,002	232,269,264

Net Change in Cash	(317,700)	825,134
Cash – Beginning of period	668,089	—
Cash – End of period	$350,389	$825,134

Non-Cash investing and financing activities:
Accrued offering costs	$—	$127,941
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,537
Deferred offering costs paid through promissory note – related party	$—	$187,927
Deferred underwriting fee payable	$—	$10,720,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 4, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Liquidity and Going Concern

As of September 30, 2025, the Company had $350,389 in its operating bank account and working capital deficit of $3,816,333.

Subsequent to the balance sheet date, on October 28, 2025, the Company completed its business combination with Terrestrial Energy Inc. (“Terrestrial Energy”), a developer of advanced nuclear power technology. In connection with the closing, HCM II Acquisition Corp. was renamed Terrestrial Energy Inc., and the combined company’s securities began trading on the Nasdaq Stock Market under the ticker symbols “IMSR” and “IMSRW” on October 29, 2025.

The transaction generated gross proceeds exceeding $292 million before expenses, including a previously placed $50 million PIPE investment and a negligible level of redemptions by public shareholders. The resulting cash proceeds substantially improve the Company’s liquidity position and are expected to provide adequate funding for at least twelve months following issuance of these financial statements.

Accordingly, management believes that the completion of the Business Combination and the related financing transactions have alleviated the substantial doubt about the Company’s ability to continue as a going concern that existed as of September 30, 2025.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $350,389 and $668,089 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Marketable Securities Held in Trust Account

As of September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $242,642,972 and $235,193,585, were held in a Money Market Mutual Fund, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,542,271	$385,568	$2,575,092	$643,773
Denominator:
Basic weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.11	$0.11

	For the Three Months Ended September 30, 2024		For the Period from April 4, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$694,846	$376,375	$498,886	$519,672
Denominator:
Basic weighted average shares outstanding	10,615,385	5,750,000	5,396,648	5,621,508
Basic net income per ordinary share	$0.07	$0.07	$0.09	$0.09

	For the Three Months Ended September 30, 2024		For the Period from April 4, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$694,846	$376,375	$510,005	$508,553
Denominator:
Diluted weighted average shares outstanding	10,615,385	5,750,000	5,396,648	5,621,508
Diluted net income per ordinary share	$0.07	$0.07	$0.09	$0.09

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

Forward Purchase Agreement Liability

On March 26, 2025, the Company entered into a Forward Purchase Agreement. The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of September 30, 2025 and December 31, 2024, the fair value of the forward purchase derivative liability was $0.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Redeemable Share Classification

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(529,000)
Class A ordinary shares issuance costs	(15,341,097)
Plus:
Accretion of carrying value to redemption value	21,063,682
Class A ordinary shares subject to possible redemption, December 31, 2024	235,193,585
Plus:
Accretion of carrying value to redemption value	2,462,864
Class A ordinary shares subject to possible redemption, March 31, 2025	237,656,449
Plus:
Accretion of carrying value to redemption value	2,477,726
Class A ordinary shares subject to possible redemption, June 30, 2025	240,134,175
Plus:
Accretion of carrying value to redemption value	2,508,797
Class A ordinary shares subject to possible redemption, September 30, 2025	$242,642,972

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Warrants—As of September 30, 2025 and December 31, 2024, there were 18,350,000 warrants outstanding, including 11,500,000 Public Warrants and 6,850,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

On August 14, 2025, the Company entered into a Promissory Note agreement with Hondo Holdings LLC (the “Sponsor”), pursuant to which the Sponsor agreed to make available to the Company up to $2,500,000 to fund working capital needs and expenses related to the completion of the Company’s initial business combination. The Promissory Note is non-interest bearing, may be prepaid at any time without penalty, and becomes due and payable upon the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Company. At the Sponsor’s election, up to $1,500,000 of the unpaid principal balance may be converted into private placement warrants of the Company at a conversion price of $1.00 per warrant, with terms identical to those issued in the Company’s IPO. The Sponsor waived any right, title, interest, or claim to the Company’s trust account. As of September 30, 2025, the outstanding principal balance under the Promissory Note was $400,000. The Promissory Note is classified as a liability and accounted for under ASC 470, “Debt”, as a freestanding financial instrument. The embedded conversion option was evaluated under ASC 815-15 and ASC 815-40 and determined to meet the criteria for equity classification. Accordingly, the Promissory Note is carried at par value with no bifurcated derivative or imputed interest recognized.

Administrative Services Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of consummation of the initial Business Combination and the liquidation, to pay the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2025, the Company incurred and paid $45,000 and $135,000 for these services, respectively. For the period from April 4, 2024 (inception) through September 30, 2024, the Company incurred $17,500 for these services.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Due from Sponsor

The Company covered certain expenses on behalf of its Sponsor, paying $4,466 as of September 30, 2025 and December 31, 2024, of which such amount is included in due from Sponsor in the accompanying condensed consolidated balance sheets.

Advances from Related Party

Advances from related party represents payment of expenses by the Sponsor that are not covered by the Promissory Note. As of September 30, 2025, total advances from related party amounted to $338,002. These advances are due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

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

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The underwriter was entitled to a cash underwriting discount of $4,000,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriter’s over-allotment option). Additionally, the underwriter is entitled to a deferred underwriting discount of 4.40% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriter’s over-allotment option and 6.40% of the gross proceeds sold pursuant to the underwriter’s over-allotment option, $10,720,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. At September 30, 2025 and December 31, 2024, the balance of the deferred underwriting fee payable was $10,720,000.

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

Pursuant to the Business Combination Agreement, the aggregate consideration to be paid in the Merger in respect of each Terrestrial Energy Common Share and each Terrestrial Energy Series A Preferred Share that is issued and outstanding immediately prior to the Effective Time (as defined in the Business Combination Agreement), will be a number of shares of Domesticated Common Stock equal to the Exchange Ratio (the “Per Share Base Consideration”). The “Exchange Ratio” is equal to the number of shares of Domesticated Common Stock equal to the quotient of (i) (a) $925,000,000, divided by (b) the Redemption Price divided by (ii) the Terrestrial Energy Fully Diluted Capital (as defined in the Business Combination Agreement).

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

The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed consolidated statement of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of September 30, 2025, the fair value of the forward purchase liability was $0.

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 8, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2025

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

The following tables present information about the Company’s assets that are measured at fair value on September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual fund held in Trust Account	$242,642,972	$—	$—	$242,642,972
Liabilities:
Forward purchase agreement liability	$—	$—	$—	$—

	Fair Value Measured as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Money market mutual fund held in Trust Account	$235,193,585	$—	$—	$235,193,585

Forward Purchase Agreement Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 26, 2025 (Initial measurement)	September 30, 2025
Probability of business combination	90%	99%
Underlying ordinary share price	$10.80	$16.41
Term (years)	0.42	0.08
Risk-free rate	4.28%	4.20%
Volatility	10.73%	77.5%

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) derivative liability:

FPA
Fair value as of March 26, 2025 (initial measurement)	$893,425
Change in fair value	(223,693)
Fair value as of March 31, 2025	669,732
Change in fair value	387,392
Fair value as of June 30, 2025	1,057,124
Change in fair value	(1,057,124)
Fair value as of September 30, 2025	$—

The change in the fair value of the forward purchase agreement liability for the nine months ended September 30, 2025 is $893,425. There was no forward purchase agreement liability for the nine months ended September 30, 2024.

There were no transfers between fair value levels during the period ended September 30, 2025 and for the year ended December 31, 2024.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	September 30, 2025	December 31, 2024
Marketable Securities held in trust account	$242,642,972	$235,193,585
Cash	$350,389	$668,089

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from April 4, 2024 (Inception) Through September 30, 2025
Net income	$1,927,839	$1,071,221	$3,218,865	$1,018,558
General and administrative expenses	$1,638,082	$278,494	$4,230,522	$331,157
Interest earned on marketable securities held in Trust Account	$2,508,797	$1,349,715	$7,449,387	$1,349,715

HCM II ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Net income and general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

On October 28, 2025, the Company completed its business combination with Terrestrial Energy Inc. (“Terrestrial Energy”), a developer of advanced nuclear power technology. In connection with the closing, the Company changed its name from HCM II Acquisition Corp. to Terrestrial Energy Inc. and its securities began trading on the Nasdaq Stock Market under the symbols “IMSR” and “IMSRW” on October 29, 2025. The transaction generated gross proceeds exceeding $292 million before expenses, including a previously placed $50 million PIPE investment and a negligible level of redemptions by public shareholders. The proceeds are expected to support the Company’s ongoing operations and accelerate the commercial deployment of its proprietary Integral Molten Salt Reactor (IMSR) nuclear technology.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 4, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,927,839 which consists of interest earned on marketable securities held in the trust account of $2,508,797, offset by operating costs of $1,638,082.

For the nine months ended September 30, 2025, we had net income of $3,218,865 which consists of interest earned on marketable securities held in the trust account of $7,449,387, offset by operating costs of $4,230,522, initial loss on FPA Liability of $893,425 and change in fair value of FPA Liability of $893,425.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,055,702. Net income of $3,218,865 was affected by interest earned on marketable securities held in the trust account of $7,449,387, initial loss on FPA Liability of $893,425 and change in fair value of FPA Liability of $893,425. Changes in operating assets and liabilities used $3,174,820 of cash for operating activities.

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

As of September 30, 2025, we had marketable securities held in the trust account of $242,642,972. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash held outside of the trust account of $350,389 available for working capital needs. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, Going Concern, as of September 30, 2025, we may need to raise additional capital through loans or additional investments from Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Forward Purchase Agreement Liability

On March 26, 2025, we entered into a Forward Purchase Agreement. We account for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the condensed statements of operations. The ability of us to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of us. As of September 30, 2025, the fair value of the forward purchase derivative liability was $0.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The preparation of unaudited condensed consolidated financial statement and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statement, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon the evaluation, our principal executive officer and principal financial and accounting officer, concluded that our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were not effective as of September 30, 2025. Our internal controls did not detect an incorrect statement on the Quarterly Report on Form 10-Q for the three months ended March 31, 2025 footnote disclosure under Part I, Item 1 and management concludes that this is a material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to various claims, lawsuits and other legal and administrative proceedings that may arise in the ordinary course of business. Some of these claims, lawsuits and other proceedings may range in complexity and result in substantial uncertainty; it is possible that they may result in damages, fines, penalties, non-monetary sanctions, or relief. We are currently not a party to any material pending legal proceeding other than ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our filings with the SEC, including the Proxy Statement. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, the Company issued 5,000,000 shares of Common Stock in connection with the closing of the Business Combination on October 28, 2025 to certain investors pursuant to the PIPE Subscription Agreements dated as of March 26, 2025 and reported in the Company’s Form 8-K dated March 26, 2025. The securities issued in connection with the PIPE Subscription Agreements were offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder.

As previously reported, Working Capital Loans in the amount of $1,267,599 made to HCM II by the Sponsor or its affiliates were converted into 1,267,599 warrants without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and/or as an exempt exchange under Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of March 26, 2025, by and among HCM II Acquisition Corp., HCM II Merger Sub Inc., and Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 2.1 filed with the Registration Statement on Form S-4/A (Reg. No. 333-283181) filed by the registrant on September 23, 2025).
2.2	Amendment No. 1 to Business Combination Agreement, effective as of October 26, 2025, by and among HCM II Acquisition Corp., HCM II Merger Sub Inc., and Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 2.2 filed on Form 8-K filed by the registrant on November 3, 2025).
2.3	Certificate of Merger of HCM II Merger Sub Inc. with and into Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 2.3 filed on Form 8-K filed by the registrant on November 3, 2025).
2.4	Plan of Domestication (incorporated by reference herein to Exhibit 2.4 filed on Form 8-K filed by the registrant on November 3, 2025).
3.1	Certificate of Corporate Domestication of HCM II Acquisition Corp. (incorporated by reference herein to Exhibit 3.1 filed on Form 8-K filed by the registrant on November 3, 2025).
3.2	Certificate of Incorporation of Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 3.2 filed on Form 8-K filed by the registrant on November 3, 2025).
3.3	Bylaws of Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 3.3 filed on Form 8-K filed by the registrant on November 3, 2025).
3.4	First Amendment to Bylaws of Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 3.4 filed on Form 8-K filed by the registrant on November 3, 2025).

4.1	Specimen Common Stock Certificate of Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 4.5 filed with the Registration Statement on Form S-4/A (Reg. No. 333-288735) filed by the registrant on September 23, 2025).
4.2	Specimen Warrant Certificate of Terrestrial Energy Inc. (included as an exhibit to Exhibit 10.1).
10.1	Amended and Restated Warrant Agreement, dated October 28, 2025, by and between HCM II Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference herein to Exhibit 10.1 filed on Form 8-K filed by the registrant on November 3, 2025).
10.2	Assignment and Assumption Agreement dated October 28, 2025 by and between Terrestrial Energy Inc. and HCM II Acquisition Corp. (incorporated by reference herein to Exhibit 10.2 filed on Form 8-K filed by the registrant on November 3, 2025).
10.3	Amended and Restated Registration Rights Agreement, dated as of October 28, 2025, by and among Terrestrial Energy Inc., Cantor Fitzgerald & Co. and HCM Investor Holdings II, LLC. (incorporated by reference herein to Exhibit 10.3 filed on Form 8-K filed by the registrant on November 3, 2025).
10.4	Sponsor Support Agreement, by and among HCM II Acquisition Corp., HCM Investor Holdings II, LLC, and the other parties thereto (incorporated by reference herein to Exhibit 10.2 filed with the Registration Statement on Form S-4/A (Reg. No. 333-288735) filed by the registrant on September 23, 2025).
10.5	Sponsor Lock-Up Agreement, dated as of October 28, 2025, by and among Terrestrial Energy Inc. and HCM Investor Holdings II, LLC. (incorporated by reference herein to Exhibit 10.5 filed on Form 8-K filed by the registrant on November 3, 2025).
10.6	Form of Key Holders Lock-Up Agreement, dated October 27, 2025, by and among HCM II Acquisition Corp. and the other parties thereto (incorporated by reference herein to Exhibit 10.7 filed with the Registration Statement on Form S-4/A (Reg. No. 333-288735) filed by the registrant on September 23, 2025).
10.7	Second Amended and Restated Exchange and Support Agreement dated October 28, 2025, by and among HCM Acquisition Corp., Terrestrial Energy Canada (Call) Inc., and Terrestrial Energy Canada (Exchange) Inc. (incorporated by reference herein to Exhibit 10.7 filed on Form 8-K filed by the registrant on November 3, 2025).
10.8	Form of PIPE Subscription Agreement (incorporated by reference herein to Exhibit 4.8 filed with the Registration Statement on Form S-4/A (Reg. No. 333-288735) filed by the registrant on September 23, 2025).
10.9+	Terrestrial Energy Inc. 2025 Equity Incentive Plan, dated as of October 28, 2025. (incorporated by reference herein to Exhibit 10.9 filed on Form 8-K filed by the registrant on November 3, 2025).
10.10+	Employment Agreement, dated as of October 28, 2025, by and between Simon Irish and New Terrestrial Energy Inc. (incorporated by reference herein to Exhibit 10.10 filed on Form 8-K filed by the registrant on November 3, 2025).
10.11+	Form of Indemnification Agreement between New Terrestrial Energy and each of its directors and executive officers. (incorporated by reference herein to Exhibit 10.11 filed on Form 8-K filed by the registrant on November 3, 2025).
10.12	Form of assumed Warrant Agreement of Terrestrial Energy Development Inc. (incorporated by reference herein to Exhibit 10.12 filed on Form 8-K filed by the registrant on November 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory plan, contract or arrangement.
†	Certain of the schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

PART III - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRESTRIAL ENERGY INC. f/k/a HCM II ACQUISITION CORP.

Date: November 14, 2025	By:	/s/ Simon Irish
Simon Irish
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Brian Thrasher
Brian Thrasher
Chief Financial Officer
(Principal Financial Officer)