Form 10-Q/A
period 2025-09-30
Terrestrial Energy Inc. /DE/
filed 2025-11-21
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, there were 81,771,423 shares of the registrant’s common stock, $0.0001 par value, outstanding. In addition, as of November 14, 2025, there were 24,011,029 shares of the registrant’s common stock issuable upon exchange of outstanding exchangeable shares of a subsidiary, which are convertible into shares of common stock of the registrant on a one for one basis.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely (i) to correct the number of shares of common stock outstanding on the cover page of the registrant’s Form 10-Q for the period ended September 30, 2025 (the “Original Filing”) filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2025 and (ii) to correct the cover page check boxes erroneously indicating that the registrant was a shell company as of Original Filing and had not filed all reports required to be filed during the preceding 12 months. As previously reported in the Form 8-K filed by the registrant on November 3, 2025, the registrant ceased being a shell company upon the completion of the Merger as described in such Form 8-K. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains new certifications by the registrant’s principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, which are being filed as exhibits to this Form 10-Q/A. Because this Form 10-Q/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TERRESTRIAL ENERGY INC. f/k/a HCM II ACQUISITION CORP.

Date: November 20, 2025	By:	/s/ Simon Irish
Simon Irish
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2025	By:	/s/ Brian Thrasher
Brian Thrasher
Chief Financial Officer
(Principal Financial Officer)