Form 10-Q
period 2026-03-31
Terrestrial Energy Inc. /DE/
filed 2026-05-14
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-42252

TERRESTRIAL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	98-1785406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2730 W. Tyvola Road

Suite 100

Charlotte, NC 28217

(Address of Principal Executive Offices)

(646) 687-8212

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.0001 per share	IMSR	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Common Stock at a price of $11.50 per share	IMSRW	The Nasdaq Stock Market LLC

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

As of May 6, 2026, there were 105,935,254 of the registrant’s ordinary shares outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Terrestrial Energy Inc. (“Terrestrial Energy,” the “Company,” “we,” “our,” and “us”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to future events or future performance and include, without limitation, statements concerning our business strategy, future revenues, market growth, capital requirements, product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Quarterly Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continue,” “might,” “possible,” “potential,” “predict,” “project,” “goal,” “would,” “commit,” and other stylistic variants denoting forward-looking statements.

We caution investors that any forward-looking statements presented in this Quarterly Report, or that we may make orally or in writing from time to time, are based on information currently available, as well as our beliefs and assumptions. The actual outcome related to forward-looking statements will be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on forward-looking statements, which are based only on known results and trends at the time they are made, to anticipate future results or trends.

The forward-looking statements contained in this Quarterly Report are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

The discussion in this Quarterly Report should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

This Quarterly Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report, except as may be required by law.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Terrestrial Energy Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$76,946	$97,164
Short-term investments	198,018	200,626
Prepaid expenses and other current assets	1,779	1,769
Total current assets	276,743	299,559

Property and equipment, net	831	835
Long-term investments	14,898	—
Intangible assets, net	699	708
Right-of-use assets	1,919	1,814
Other assets	78	64
Total Assets	$295,168	$302,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,495	$5,501
Operating lease liabilities, current	520	383
Finance lease liabilities, current	33	33
Total current liabilities	5,048	5,917

Operating lease liabilities, noncurrent	1,478	1,601
Finance lease liabilities, noncurrent	46	56
Total liabilities	6,572	7,574

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common shares, $0.0001 par value; 500,000,000 authorized shares; 82,242,434 and 81,771,422 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	8
Exchangeable shares, $0.0001 par value; 23,692,820 and 24,011,017 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Additional paid-in-capital	421,734	418,815
Accumulated deficit	(135,128)	(124,625)
Accumulated other comprehensive income	1,980	1,206
Total stockholders’ equity	288,596	295,406
Total liabilities and stockholders’ equity	$295,168	$302,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025

OPERATING EXPENSES
Research and development costs	$4,566	$1,408
General and administrative	7,304	3,289
Depreciation and amortization	61	181
Total Operating Expenses	11,931	4,878
OPERATING LOSS	(11,931)	(4,878)

OTHER INCOME (EXPENSE)
Government grants	48	23
Interest expense	(2)	(1,231)
Interest expense – related party	—	(140)
Interest and dividend income	1,453	4
Foreign exchange loss	(34)	(30)
OTHER INCOME (EXPENSE)	1,465	(1,374)

Net loss before income tax	(10,466)	(6,252)
Income tax expense	(37)	—
Net loss	(10,503)	(6,252)

Loss per common share, basic and diluted	$(0.10)	$(0.10)
Weighted-Average Shares of Common Shares Outstanding, Basic and diluted	105,861,986	63,170,918

Net loss	$(10,503)	$(6,252)
Other comprehensive (loss) income net of tax:
Foreign currency translation adjustments	(64)	(827)
Change in net unrealized gains on short-term and long-term investments	838	—
Comprehensive loss	$(9,729)	$(7,079)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Shares		Exchangeable Shares		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2026	81,771,422	$8	24,011,017	$2	$418,815	$1,206	$(124,625)	$295,406
Stock-based compensation	—	—	—	—	2,761	—	—	2,761
Shares issued upon exercise of options	140,815	—	—	—	158	—	—	158
Conversion of exchangeable shares to common shares	318,197	—	(318,197)	—	—	—	—	—
Issuance of shares for private placement	12,000	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(64)	—	(64)
Change in unrealized gains on short-term and long-term investments	—	—	—	—	—	838	—	838
Net loss	—	—	—	—	—	—	(10,503)	(10,503)
Balance, March 31, 2026	82,242,434	$8	23,692,820	$2	$421,734	$1,980	$(135,128)	$288,596

						Accumulated
						Other
					Additional	Comprehensive		Total
	Common Shares		Exchangeable Shares		Paid-In-	Income	Accumulated	Stockholders'
	Shares*	Amount	Shares*	Amount	Capital	(Loss)	Deficit	Deficit
Balance as of January 1, 2025, as recast	39,159,901	$4	24,011,017	$2	$82,774	$337	$(96,608)	$(13,491)
Stock-based compensation	—	—	—	—	180	—	—	180
Issuance of warrants in connection with convertible notes, net of tax	—	—	—	—	2,595	—	—	2,595
Currency translation adjustments	—	—	—	—	—	(827)	—	(827)
Net loss	—	—	—	—	—	—	(6,252)	(6,252)
Balance, March 31, 2025	39,159,901	$4	24,011,017	$2	$85,549	$(490)	$(102,860)	$(17,795)

* The shares of the Company’s common stock prior to the Recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(10,503)	$(6,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	181
Amortization of debt discount	—	517
Interest income and accretion of discount on investments, net	(55)	—
Stock-based compensation	2,761	180
Unrealized foreign currency transaction gain	(378)	(96)
Noncash lease expense	99	62
Changes in operating assets and liabilities
Prepaid expenses and other current assets	27	(150)
Accounts payable and accrued expenses	(908)	2,023
Accrued interest	—	663
Accrued interest - related party	—	143
Operating lease payments	(197)	(31)
Net cash used in operating activities	(9,093)	(2,760)

Cash flows from investing activities
Purchases of intangible assets	—	(21)
Purchases of property and equipment	(53)	(163)
Purchase of investments	(73,146)	—
Proceeds from redemptions of investments	61,693	—
Net cash used in investing activities	(11,506)	(184)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	9,335
Proceeds from issuance of convertible notes – related parties	—	1,650
Proceeds from the exercise of stock options for common shares	158	—
Repayment of finance lease liabilities	(9)	(40)
Net cash provided by financing activities	149	10,945

Effect of exchange rate changes on cash and cash equivalents	232	295

(Decrease) increase in cash and cash equivalents during the period	(20,218)	8,296
Cash and cash equivalents, beginning of period	97,164	3,022
Cash and cash equivalents, end of period	$76,946	$11,318

Supplemental noncash investing and financing activities
Recognition of warrants in connection with convertible notes, net of tax	$—	$2,595
Operating lease liabilities obtained in exchange for operating lease assets	$228	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

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

On October 28, 2025 (the “Closing Date”), Terrestrial Energy Inc. (formerly HCM II Acquisition Corp. “HCM II”) consummated the transactions set forth by the Business Combination Agreement dated March 26, 2025 with Terrestrial Energy Development Inc. (formerly Terrestrial Energy, Inc.) (“TEDI”) and HCM II Merger Sub Inc. (the “Business Combination”). Upon closing, Merger Sub merged with and into TEDI, with TEDI surviving as a wholly owned subsidiary of Terrestrial Energy Inc. (collectively, the “Transactions”). Under the terms of the Agreement, TEDI’s outstanding shares of common stock and convertible notes were exchanged for shares in Terrestrial Energy Inc. at an exchange ratio specified in the Business Combination Agreement.

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

Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from private fundraising offerings to related parties or other investors and other financing activities to fund operations. For the three months ended March 31, 2026 and 2025, the Company reported operating losses of $11,931 and $4,878, respectively, and negative cash flows from operations of $9,093 and $2,760, respectively. As of March 31, 2026, the Company had $76,946 in cash and cash equivalents and $198,018 in short-term investments. The Company had net working capital of $271,695 and an accumulated deficit of $135,128.

The Company believes that it has sufficient liquidity to support operations for at least the next twelve months following the date of issuance of the condensed consolidated financial statements. This projection is based on the Company’s current expectations regarding cost structure, cash burn rate and other operating assumptions.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, it does not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The information herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 30, 2026. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results, and cash flows for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, determination of deferred income for government assistance, useful life of property and equipment and intangible assets, fair value of stock options granted, recognition of deferred income tax assets, determination of incremental borrowing rate used to measure lease liabilities, and warrants, are reasonable based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the statements of operations during the periods presented. Actual results could differ from those estimates.

Foreign Currency

The Company’s reporting currency is the United States dollar (“USD”). The functional currency of each subsidiary is determined by the currency of the primary economic environment in which the entity operates. The functional currency of Terrestrial Energy Ontario Inc. (“TEON”) is the Canadian dollar (“CAD”), that of Terrestrial Energy Limited, a company incorporated under the laws of England and Wales, the Pound Sterling and that of Terrestrial Energy USA, Inc., the USD. Assets and liabilities of the operating subsidiaries are translated at the spot rate in effect at the applicable reporting date. Revenues and expenses of the operating subsidiaries are translated at the average exchange rates in effect during the applicable period. The resulting foreign currency translation adjustment is recorded as Accumulated other comprehensive income (loss), which is reflected as a separate component of Stockholders’ Equity (Deficit). The functional currency is translated into U.S. dollars for balance sheet accounts using currency exchange rates in effect as of the balance sheet date, and for revenue and expense accounts using a weighted-average exchange rate during the respective reporting period. The transactions in foreign currency (that is a different currency than the functional currency of the entity) are converted at the exchange rate prevailing to the date of the transaction. The assets and liabilities denominated in foreign currencies are evaluated in the current period on the date of the closing or at the opening rate, when applicable. The translation adjustments are deferred as a separate component of equity in “Accumulated other comprehensive income (loss)”. Gains or losses resulting from transactions denominated in foreign currencies and intercompany debt that is not of a long-term investment nature are included in foreign exchange gain (loss) in the condensed consolidated statements of operations and comprehensive loss.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

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

The carrying amounts of certain financial instruments, such as cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate fair value due to their relatively short maturities. The Company’s investments are classified as Level 1 or Level 2 assets (as described in Note 3). The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices or model-driven valuations using significant inputs derived from and corroborated by observable market data.

Warrants

The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity (deficit) in its condensed consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity (deficit), the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.

If a warrant does not meet the conditions for stockholders’ equity (deficit) classification, it is carried on the condensed consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other income (expense) in the condensed consolidated statements of operations and comprehensive loss. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ deficit in the condensed consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements granted to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation: Stock Compensation”, by measuring the grant date fair value of the award and recognizing the resulting expense over the period during which the employee is required to perform service in

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

exchange for the award. Equity-based compensation expense is only recognized for awards subject to performance conditions if it is probable that the performance condition will be achieved. The Company accounts for forfeitures when they occur.

The Company uses the Black-Scholes option pricing model to determine the grant date fair value of its stock-based compensation. This model requires the Company to estimate the expected volatility and the expected term of the stock options, which are highly complex and subjective variables. The Company uses an expected volatility of its stock price during the expected life of the options that is based on the historical performance of the Company’s stock price as well as including an estimate using similar companies. The expected term is computed using the simplified method as the Company’s best estimate given its lack of actual exercise history. The Company has selected a risk-free rate based on the implied yield available on U.S. Treasury securities with a maturity equivalent to the expected exercise term of the stock option.

Prior to the Closing of the Business Combination, there was no public market for the Company’s common stock. Therefore, the Company determined the fair value of common stock at the time of each grant of stock options by considering a number of objective and subjective factors in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled, “Valuation of Privately Held Company Equity Securities Issued as Compensation.” Stock options granted by the Company have exercise prices equal to the fair value of the Company’s common stock, as determined by the Company on the date of grant. After the Closing of the Business Combination, the closing price of the common stock on Nasdaq is used as the fair value of the Company’s common stock.

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

Government Grants

Government grants are recognized where there is reasonable assurance that the grant will be received, and all attached conditions will be complied with. When the grant relates to an expense item, the grant is recognized in other income as government grants deferred over the period necessary to match the grant on a systematic basis to the costs that it is intended to compensate. Where the grant relates to an asset, it is recognized as deferred income, and then recognized as income over the useful life of the related depreciable asset.

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

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

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

Emerging Growth Company Status

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

The Company has assessed the adoption impacts of recently issued accounting standards by the Financial Accounting Standards Board on the Company’s condensed consolidated financial statements as well as material updates to previous assessments, if any, to the Company’s annual audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2025.

3. Financial Instruments

The following table shows the Company’s cash, cash equivalent and investments by significant investment category as of March 31, 2026:

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

	As of March 31, 2026
					Cash and Cash	Short-Term	Long-Term
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Equivalents	Investments	Investments
Cash	$—	$—	$—	$—	$4,252	$—	$—
Level 1:	—	—	—	—	—	—	—
Money market funds	—	—	—	—	72,694	—	—
U.S. Treasury securities	196,039	1,979	—	198,018	—	198,018	—
Level 2:	—	—	—	—	—	—	—
Government securities	14,910	—	(12)	14,898	—	—	14,898
Total	$210,949	$1,979	$(12)	$212,916	$76,946	$198,018	$14,898

	As of December 31, 2025
					Cash and Cash	Short-Term	Long-Term
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Equivalents	Investments	Investments
Cash	$—	$—	$—	$—	$3,267	$—	$—
Level 1:	—	—	—	—	—	—	—
Money market funds	—	—	—	—	93,897	—	—
U.S. Treasury securities	199,497	1,129	—	200,626	—	200,626	—
Level 2:	—	—	—	—	—	—	—
Government securities	—	—	—	—	—	—	—
Total	$199,497	$1,129	$—	$200,626	$97,164	$200,626	$—

As of March 31, 2026, accrued interest earned of $55 related to investments were included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was no allowance for expected credit losses on available-for-sale debt securities included as of March 31, 2026 as the unrealized losses were deemed to be temporary in nature.

The following table shows the fair value of the Company’s investments, by contractual maturity, as of March 31, 2026:

Due within 1 year	$198,018
Due after 1 year through 5 years	14,898
Total fair value	$212,916

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

4. Related Party Balances and Transactions

The following table summarizes the Company’s related party transactions for:

	Three months ended
	March 31,
	2026	2025
Professional fees and expenses paid to companies controlled by officers included in general and administrative	$—	$109
Research and development expenses paid to companies controlled by officers included in general and administrative	—	18

These transactions are in the normal course of operations and are measured at fair value, which is the amount of consideration established and agreed to by the related parties.

5. Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s board of Directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to establish the designations, powers, preferences and rights of each such series and the qualifications, limitations and restrictions thereof. As of March 31, 2026 and December 31, 2025, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company’s Board of Directors has authorized 500,000,000 shares of common stock, par value $0.0001. As of March 31, 2026 and December 31, 2025, the Company had 82,242,434 and 81,771,422 shares of common stock issued and outstanding.

Common Stock Warrants

As of March 31, 2026 and December 31, 2025, the Company had 30,276,119 outstanding warrants to purchase common stock at a weighted average exercise price of $8.24 per share.

Call Options

Pursuant to various call option agreements entered into with certain stockholders prior to the Company’s Business Combination, the Company retains the right to repurchase up to an aggregate of 6,124,297 shares of its outstanding common stock at fixed exercise prices ranging from $1.12 CAD to $2.24 per share. These call options are exercisable at the Company’s discretion and expire at various dates ranging from December 31, 2035, through March 7, 2043. The call options are not subject to any service, performance, or market-based vesting conditions and are not transferable without Company consent. The Company has not exercised any of these call options to date.

The call options continue to be valid and enforceable following the consummation of the business combination. These instruments are presented within stockholders’ equity (deficit) at the original consideration price per share and are not remeasured unless exercised.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

Exchangeable Shares

As of March 31, 2026 and December 31, 2025, the Company had 23,692,820 and 24,011,017 exchangeable shares outstanding. These shares are legally issued by Terrestrial Energy Canada (Exchange) Inc., a wholly-owned subsidiary of the Company (“ExchangeCo”). Each exchangeable share is convertible on a 1-for-1 basis into the Company’s common shares, either at the option of the holder or upon the occurrence of certain events. The exchangeable shares carry economic rights and dividend entitlements equivalent to the Company’s corresponding equity instruments and participate in Company-level voting through a special voting mechanism. Exchangeable shares hold limited economic rights with respect to ExchangeCo and are not entitled to dividends of ExchangeCo; provided that holders of exchangeable shares are entitled to dividends paid on Company shares.

The Company has entered into a support and exchange agreement with ExchangeCo and a trustee to guarantee all obligations associated with the exchangeable shares and ensure that holders receive equivalent rights that are intended to be substantively equivalent to direct shareholders of the Company. As such, these instruments are treated as equity of the Company and not reported as noncontrolling interests. During the three months ended March 31, 2026 and 2025, 318,197 and zero exchangeable shares, respectively, were exchanged for common shares.

6. Net Loss per Share of Common Share

Prior to the Business Combination, the Company used the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s preferred stock that was outstanding prior to the Business Combination contractually entitled the holders of such stock to participate in dividends but did not contractually require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to the preferred stock. The Company may be required to issue additional common shares pursuant to contingent value rights (“CVRs”) issued in connection with the Business Combination. The number of shares issuable is contingent upon the Company’s future stock price performance over a specified measurement period. As the contingency has not been met as of March 31, 2026, these shares have not been included in the calculation of basic or diluted net loss per share.

After the Business Combination, the Company applied the treasury stock method to determine the dilutive effect of potentially dilutive securities, and the if-converted method to determine the dilutive effect of any potentially dilutive convertible securities, as post-merger, the Company’s only participating securities were shares of the Company’s common stock, and any dividends declared on the common stock would be forfeitable if not vested.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. There are no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the three months ended March 31, 2026 and 2025, as the effect of any potentially dilutive security is anti-dilutive due to the net losses in those periods.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

The table below sets forth the computation of basic and dilutive net loss per share:

	For the three months ended
	March 31,
	2026	2025
Numerator:
Net loss	$(10,503)	$(6,252)
Denominator:
Weighted-average shares outstanding, basic and diluted	105,861,986	63,170,918
Net loss per share, basic and diluted	$(0.10)	$(0.10)

The weighted-average shares outstanding above include both common shares and exchangeable shares outstanding at March 31, 2026 and 2025 as these shares are exchangeable on a one-for-one basis into the Company’s common shares and are therefore economically equivalent to common shares outstanding.

The table below sets forth a listing of potentially dilutive securities that were excluded from the calculation of diluted net loss per share attributable to common shareholders because the impact of including them would have been anti-dilutive or out-of-the-money. Potentially dilutive securities include stock options, restricted stock units, warrants, and other share-settled instruments:

	For the three months ended
	March 31,
	2026	2025
Stock options	17,550,369	19,198,254
RSUs	1,232,794	—
Warrants (public and private)	30,276,119	12,670,143
Total	49,059,282	31,868,397

7. Stock-Based Compensation

In 2014, the Company adopted the amended and restated Terrestrial Energy Inc. 2014 Stock Options Plan (“the 2014 Plan”). In connection with the Company’s redomestication to Delaware, outstanding awards under the 2014 Plan were assumed by the Terrestrial Energy Delaware Inc. 2024 Stock Option Plan, which was most recently amended and restated in October 2024, as the Terrestrial Energy Inc. Second Amended and Restated 2024 Stock Option Plan. In October 2025, the Company adopted the 2025 Equity Incentive Plan, effective immediately prior to the closing of the (the “Current Plan”). As of March 31, 2026, the Current Plan authorizes the Company to award equity awards resulting in the issuance of up to 38,741,269 shares of common stock. The Current Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other awards to employees, non-employee directors, consultants and advisors of the Company. The Current Plan is designed to promote the interests of the Company using equity investment interests to attract, motivate, and retain individuals. The Plan is administered by the Board of Directors. The Board determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the Current Plan have a contractual term of ten years from the date of the grant and vest over one to three years, subject to the discretion of the Compensation Committee.

The Company has recorded stock-based compensation expense for options of $440 and $180 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total compensation expense related to awards not yet recognized was approximately $1,532 which is expected to be recognized over a weighted average period of 0.9 years.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

The Company recorded stock-based compensation expense for RSU awards of $2,321 and $0 for the three months ended March 31, 2026 and 2025, respectively. The total unrecognized RSU expense as of March 31, 2026 was $8,952 with a weighted-average period over which it is to be recognized of 1.3 years.

8. Income Taxes

The Company is subject to United States federal and state taxes as well as other foreign income taxes.

During the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $37 and $0, which represented an effective tax rate of (0.4%) and 0%, respectively. The effective income tax rates for both the three months ended March 31, 2026 and 2025 are different from the U.S. federal statutory rate of 21.0% due to the valuation allowance.

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

	Three months ended
	March 31,
	2026	2025
Research and development costs	$4,566	$1,408
General and administrative expenses	7,304	3,289
Other significant non-cash items:
Depreciation and amortization	61	181
Total Operating Expenses	$11,931	$4,878

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

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

The geographic location of long-lived assets is as follows:

	March 31,	December 31,
	2026	2025
United States	$1,372	$1,191
Canada	2,077	2,166
Total	$3,449	$3,357

10. Commitments and Contingencies

Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the business or condensed consolidated financial statements.

11. Subsequent Events

The Company evaluated subsequent events from March 31, 2026, the date of these condensed consolidated financial statements, through May 14, 2026, the issuance date of these condensed consolidated financial statements for events requiring recognition or disclosure in the condensed consolidated financial statements. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, its”, “Terrestrial Energy”, or the “Company” refer to Terrestrial Energy Inc. and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2026 and 2025, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 30, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. All amounts in the below discussion and analysis are in thousands except share and per share data or where otherwise noted.

Overview

Terrestrial Energy Inc. is an advanced nuclear technology company developing the Integral Molten Salt Reactor nuclear plant, which uses the Company’s proprietary design of Generation IV reactor technology. The IMSR Plant is designed to offer large improvements in affordability and utility of nuclear plants and by extension the cost competitiveness of nuclear energy supply when compared to plants built using Light Water Reactor technology as well as other Generation IV technology.

The IMSR Plant uses molten salt reactor technology, which is characterized by its distinctive use of a molten salt eutectic that acts as both nuclear fuel and reactor coolant. This approach enables stable, high-temperature reactor operation, which supports high-efficiency electricity generation using steam turbines as well as direct use as a supply of thermal energy for industrial plant operators seeking clean energy alternatives to fossil fuel combustion in industrial processes.

The Company estimates that the operational advantages accruing from reactor technology and plant design choices place the IMSR Plant competitively in a large and growing serviceable addressable market valued at $1.4 trillion today in Organization for Economic Co-operation and Development (OECD) countries. This market includes both clean, firm, and high-temperature thermal energy, and grid-based electric power supply, across a wide range of industrial and grid applications.

The Company believes that its choice of long-proven molten salt reactor technology for the IMSR Plant, designed within a pragmatic and market-focused innovative process that includes the use of standard nuclear fuel, delivers a market-competitive product in a compelling time frame. The IMSR Plant is scheduled for first commercial operation by the mid-2030s, and fleet operation commencing in the late 2030s.

The Company believes that timing of IMSR Plant development is aligned with changes in market demand for nuclear energy and nuclear reactor innovation. These are driven by major industrial innovations in other industrial sectors, by national energy supply insecurity, elevated by the conflict in Ukraine and the conflict in Iran, by national energy policy objectives particularly in the US, and by a broad realization that net-zero is not feasible without a massive expansion in nuclear energy supply as evidenced by declarations at COP28 in Dubai.

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

Recent Developments

DOE Other Transaction Authority (“OTA”) Agreements

In December 2025 and January 2026, the Company executed two OTA agreements with the DOE under programs established by Executive Order 14301. The first agreement, for Project TETRA under the DOE's Advanced Reactor Pilot Program, provides for the construction and operation of a pilot reactor utilizing the Company's IMSR technology and SALEU fuel, enabling the Company to advance from design to operation under DOE authorization outside traditional federal contracting constraints. The second agreement, for Project TEFLA under the DOE's Fuel Line Pilot Program, provides for a pilot production facility to demonstrate the Company's proprietary IMSR Fuel Salt production technology using SALEU feedstock. Fuel produced under Project TEFLA will support the Company’s Project TETRA test reactor project, being developed under DOE’s Advanced Reactor Pilot Program. Together, these agreements are intended to support the commercialization of the Company's IMSR Plant.

Results of Operations

For the three months ended March 31, 2026 and 2025

The following tables set forth our condensed consolidated statement of operations for the three month periods ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods:

	Three months ended March 31,
(in thousands)	2026	2025	Change $	Change %
Operating expenses:
Research and development costs	$4,566	$1,408	3,158	224%
General and administrative	7,304	3,289	4,015	122%
Depreciation and amortization	61	181	(120)	(66)%
Total Operating Expenses	11,931	4,878	7,053	145%
Operating loss	(11,931)	(4,878)	(7,053)	145%
Other income (expense):
Government grants	48	23	25	109%
Interest expense	(2)	(1,231)	1,229	(100)%
Interest expense - related party	—	(140)	140	(100)%
Interest and dividend income	1,453	4	1,449	36,225%
Foreign exchange gain (loss)	(34)	(30)	(4)	13%
Other income (expense):	1,465	(1,374)	2,839	(207)%
Net loss before income taxes	(10,466)	(6,252)	(4,214)	67%
Income tax expense	(37)	—	(37)	—%
Net Loss	(10,503)	(6,252)	(4,251)	68%

Operating Expenses

Research and development expense

R&D expenses represent costs incurred for designing and engineering the IMSR Plant, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

R&D expense for the three months ended March 31, 2026 and 2025 was $4,566 and $1,408, respectively. The increase is attributed to an increase in R&D activities performed relating to the IMSR project, compared to 2025, as the Company continues to increase its fuel and graphite testing along with headcount additions to support commercialization activities.

General and administrative expense

General and administrative expenses consist of costs, such as rent or lease costs, legal, audit and accounting services, and other professional fees, marketing costs, stock compensation, as well as personnel-related expenses for employees, executives and contractors.

General and administrative expense for the three months ended March 31, 2026 and 2025 was $7,304 and $3,289, respectively. The increase is primarily attributable to additional stock-based compensation expense associated with stock options and restricted stock units issued, along with overall operational growth including headcount as part of the business growth strategy.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of our computer software and equipment and amortization of our patents and trademarks.

Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $61 and $181, respectively. The decrease is attributed to a reduction in total net depreciable fixed assets, as the Company had assets which were fully depreciated in fiscal 2025.

Other Income and Expenses

Interest expense and Interest expense — Related parties

Interest expense and interest expense — related parties decreased by $1,369, or 100%, when comparing the results for the three months ended March 31, 2026 and 2025. The decrease was primarily due to conversion of convertible notes by the Company in the fourth quarter of 2025, resulting in no debt outstanding or accruing interest in the first quarter of 2026.

Interest and Dividend Income

Interest and dividend income increased by $1,449 for the three months ended March 31, 2026 when compared to the same period in 2025 as a result of higher short-term investment and long-term investment balances.

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity have been cash flows from private fundraising offerings to related parties or other investors and other financing activities to fund operations. For the three months ended March 31, 2026 and 2025, the Company reported operating losses of $11,931 and $4,878, respectively, and negative cash flows from operations of $9,093 and $2,760, respectively. As of March 31, 2026, the Company had $76,946 in cash and cash equivalents and $198,018 in short-term investments. The Company had net working capital of $271,695 and an accumulated deficit of $135,128. Management expects that significant on-going expenditures will be necessary to successfully implement our business plan.

The Company commenced trading on Nasdaq under the symbol “IMSR” on October 29, 2025, after completing its business combination with HCM II on October 28, 2025. Pursuant to the closing of the business combination, the Company received in excess of $292,000 in gross proceeds before expenses, which included gross proceeds of $50,000 from the sale of common stock in a private placement (the “PIPE”) and approximately $242,000 from HCM II’s trust account following redemptions of less than 1%.

The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing, research and development efforts, the Company’s commercial development and deployment of its IMSR Plants, and future revenues. The Company may seek to obtain additional financing to commercialize the IMSR Plant technology through possible public or private equity offerings, debt financings, corporate collaborations, and other means. We believe that we have sufficient cash and cash equivalents and investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months and beyond based on current operating plans.

Cash flows for the three months ended March 31, 2026 and 2025

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(9,093)	$(2,760)
Net cash used in investing activities	$(11,506)	$(184)
Net cash provided by financing activities	$149	$10,945

Cash flows used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $9,093 compared to $2,760 for the three months ended March 31, 2025, an increase of $6,333. The increase was primarily due to an increase in the Company’s operating loss after non-cash items. The cause of the increase in the Company’s operating loss was an increase in engineering costs and general and administrative costs as discussed above.

Cash flows used in investing activities

Net cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 was $11,506 and $184 The increase was primarily related to purchases of short-term and long-term investments, partially offset by redemptions of short-term investments.

Cash flows provided by financing activities

Cash provided by financing activities for the three months ended March 31, 2026 was $149 compared to $10,945 for the three months ended March 31, 2025, a decrease of $10,796. The decrease was a result of issuances of convertible notes of $10,985 in the three months ended March 31, 2025 as compared to $0 in the current period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 provides a more complete discussion of our critical accounting policies and estimates.

Recently Adopted Accounting Standards

There has been no adoption of any new accounting pronouncements.

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

The Company expects to retain its emerging growth company status until the earliest of:

●	The end of the fiscal year in which its annual revenues exceed $1.2 billion;
●	The end of the fiscal year in which the fifth anniversary of its public company registration has occurred;
●	The date on which it has issued more than $1.0 billion in non-convertible debt during the previous three-year period; and
●	The date on which it qualifies as a large accelerated filer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

 Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of March 31, 2026. Accordingly, Management believes that the financial statements contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors

There are numerous factors that affect our business and operating results, many of which are beyond our control. Except as provided below, there are no material changes to the risk factors previously disclosed under the “Risk Factors” section in Terrestrial Energy Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2026, the Company issued 12,000 shares of its common stock to MZHCI, LLC, the Company’s public relations consulting firm for services rendered. The issuance of these shares was exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. No underwriters were used in the issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the first quarter of 2026, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Composite Certificate of Incorporation of Terrestrial Energy Inc. (as amended through March 27, 2026) (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026)

3.2

Composite Bylaws of Terrestrial Energy Inc. (as amended through October 28, 2025) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026)

3.3	Certificate of Designations for Special Voting Preferred Stock (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026)
4.1†	Description of Securities
10.1

Assignment, Assumption, Waiver and Covenant Agreement, dated as of February 18, 2026, by and between Simon Irish, Terrestrial Energy Inc., and Terrestrial Energy Development Inc. (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2026)

10.2†‡	Canadian Addendum to Terrestrial Energy Inc. 2025 Equity Incentive Plan
10.3†‡	Form of Restricted Stock Unit Award (Canadian) under 2025 Plan
10.4†‡	Form of Non-Employee Director Restricted Stock Unit Award (Canadian) under 2025 Plan
10.5†‡	Form of Stock Option Award (Canadian) under 2025 Plan
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

*     Furnished herewith.

‡     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2026

TERRESTRIAL ENERGY INC.
(REGISTRANT)

By:	/s/ Simon Irish
Name:	Simon Irish
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Thrasher
Name:	Brian Thrasher
Title:	Chief Financial Officer
(Principal Financial Officer)