Form 10-Q
period 2026-09-30
Terrestrial Energy Inc. /DE/
filed 2026-11-10
CIK 2019804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, there were 105,988,406 of the registrant’s ordinary shares outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

Terrestrial Energy Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$94,787	$97,164
Short-term investments	181,547	200,626
Prepaid expenses and other current assets	1,647	1,769
Total current assets	277,981	299,559

Property and equipment, net	920	835
Intangible assets, net	678	708
Operating lease right-of-use assets	3,182	1,732
Finance lease right-of-use assets	57	82
Other assets	56	64
Total Assets	$282,874	$302,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,309	$5,501
Operating lease liabilities, current	1,608	383
Finance lease liabilities, current	34	33
Total current liabilities	6,951	5,917

Operating lease liabilities, noncurrent	1,635	1,601
Finance lease liabilities, noncurrent	28	56
Total liabilities	8,614	7,574

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common shares, $0.0001 par value; 500,000,000 authorized shares; 82,718,567 and 81,771,422 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	8	8
Exchangeable shares, $0.0001 par value; 23,216,687 and 24,011,017 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in-capital	427,646	418,815
Accumulated deficit	(155,554)	(124,625)
Accumulated other comprehensive income	2,158	1,206
Total stockholders’ equity	274,260	295,406
Total liabilities and stockholders’ equity	$282,874	$302,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

OPERATING EXPENSES
Research and development costs	$4,391	$3,362	$12,455	$6,211
General and administrative	8,538	4,749	23,871	11,569
Depreciation and amortization	133	287	339	666
Total Operating Expenses	13,062	8,398	36,665	18,446
OPERATING LOSS	(13,062)	(8,398)	(36,665)	(18,446)

OTHER INCOME (EXPENSE)
Government grants	168	268	256	436
Interest expense	(2)	(1,248)	(4)	(3,785)
Interest expense – related party	—	(92)	—	(254)
Interest and dividend income	1,940	158	5,874	169
Foreign exchange gain (loss)	(8)	33	(212)	100
OTHER INCOME (EXPENSE)	2,098	(881)	5,914	(3,334)

Net loss before income tax	(10,964)	(9,279)	(30,751)	(21,780)
Income tax expense	(63)	—	(178)	—
Net loss	(11,027)	(9,279)	(30,929)	(21,780)

Loss per common share, basic and diluted	$(0.10)	$(0.14)	$(0.29)	$(0.34)
Weighted-Average Shares of Common Shares Outstanding, Basic and diluted	105,935,254	65,983,627	105,911,671	64,118,791

Net loss	$(11,027)	$(9,279)	$(30,929)	$(21,780)
Other comprehensive income (loss) net of tax:
Foreign currency translation adjustments	317	28	(36)	(237)
Change in net unrealized gains on short-term and long-term investments	290	—	988	—
Comprehensive loss	$(10,420)	$(9,251)	$(29,977)	$(22,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(Unaudited)

						Accumulated
					Additional	Other		Total
	Common Shares		Exchangeable Shares		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance as of January 1, 2026	81,771,422	$8	24,011,017	$2	$418,815	$1,206	$(124,625)	$295,406
Stock-based compensation	—	—	—	—	2,761	—	—	2,761
Shares issued upon exercise of options	140,815	—	—	—	158	—	—	158
Conversion of exchangeable shares to common shares	318,197	—	(318,197)	—	—	—	—	—
Issuance of shares for private placement	12,000	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(64)	—	(64)
Change in unrealized gains on short-term and long-term investments	—	—	—	—	—	838	—	838
Net loss	—	—	—	—	—	—	(10,503)	(10,503)
Balance, March 31, 2026	82,242,434	$8	23,692,820	$2	$421,734	$1,980	$(135,128)	$288,596
Stock-based compensation	—	—	—	—	2,886	—	—	2,886
Conversion of exchangeable shares to common shares	476,133	—	(476,133)	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	(289)	—	(289)
Change in unrealized gains on short-term and long-term investments	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(9,399)	(9,399)
Balance, June 30, 2026	82,718,567	$8	23,216,687	$2	$424,620	$1,551	$(144,527)	$281,654
Stock-based compensation	—	—	—	—	3,026	—	—	3,026
Currency translation adjustments	—	—	—	—	—	317	—	317
Change in unrealized gains on short-term and long-term investments	—	—	—	—	—	290	—	290
Net loss	—	—	—	—	—	—	(11,027)	(11,027)
Balance, September 30, 2026	82,718,567	$8	23,216,687	$2	$427,646	$2,158	$(155,554)	$274,260

						Accumulated
					Additional	Other		Total
	Common Shares		Exchangeable Shares		Paid-In-	Comprehensive	Accumulated	Stockholders'
	Shares*	Amount	Shares*	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance as of January 1, 2025, as recast	39,159,901	$4	24,011,017	$2	$82,774	$337	$(96,608)	$(13,491)
Stock-based compensation	—	—	—	—	180	—	—	180
Issuance of warrants in connection with convertible notes, net of tax	—	—	—	—	2,595	—	—	2,595
Currency translation adjustments	—	—	—	—	—	(827)	—	(827)
Net loss	—	—	—	—	—	—	(6,252)	(6,252)
Balance, March 31, 2025	39,159,901	$4	24,011,017	$2	$85,549	$(490)	$(102,860)	$(17,795)
Stock-based compensation	—	—	—	—	214	—	—	214
Currency translation adjustments	—	—	—	—	—	562	—	562
Net loss	—	—	—	—	—	—	(6,249)	(6,249)
Balance, June 30, 2025	39,159,901	$4	24,011,017	$2	$85,763	$72	$(109,109)	$(23,268)
Stock-based compensation	—	—	—	—	363	—	—	363
Issuance of Series A-1 preferred shares for cash	2,812,708	—	—	—	25,797	—	—	25,797
Currency translation adjustments	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(9,279)	(9,279)
Balance, September 30, 2025	41,972,609	$4	24,011,017	$2	$111,923	$100	$(118,388)	$(6,359)

* The shares of the Company’s common stock prior to the Recapitalization have been retrospectively recast to reflect the change in the capital structure as a result of the Recapitalization as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Terrestrial Energy Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(30,929)	$(21,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	666
Amortization of debt discount	—	1,923
Interest income and accretion of discount on investments, net	(55)	—
Stock-based compensation	8,673	757
Unrealized foreign currency transaction gains	(157)	(311)
Noncash lease expense	661	263
Changes in operating assets and liabilities
Prepaid expenses and other current assets	178	(494)
Accounts payable and accrued expenses	(374)	6,229
Accrued interest	—	1,641
Accrued interest - related party	—	326
Operating lease payments	(565)	(48)
Net cash used in operating activities	(22,229)	(10,828)

Cash flows from investing activities
Purchases of intangible assets	(22)	(35)
Purchases of property and equipment	(388)	(994)
Purchase of investments	(155,240)	—
Proceeds from redemptions of investments	175,307	—
Net cash provided by (used in) investing activities	19,657	(1,029)

Cash flows from financing activities
Proceeds from issuance of convertible notes	—	9,335
Proceeds from issuance of convertible notes – related parties	—	1,650
Proceeds from Series A-1 preferred shares issuance	—	25,797
Proceeds from the exercise of stock options for common shares	158	—
Repayment of finance lease liabilities	(27)	(113)
Net cash provided by financing activities	131	36,669

Effect of exchange rate changes on cash and cash equivalents	64	(94)

(Decrease) increase in cash and cash equivalents during the period	(2,377)	24,718
Cash and cash equivalents, beginning of period	97,164	3,022
Cash and cash equivalents, end of period	$94,787	$27,740

Supplemental noncash investing and financing activities
Recognition of warrants in connection with convertible notes, net of tax	$—	$2,595
Operating lease liabilities obtained in exchange for operating lease assets	$2,137	$—
Finance lease liabilities obtained in exchange for finance lease assets	$—	$43

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

Liquidity and Going Concern

Historically, the Company’s primary sources of liquidity have been cash flows from private fundraising offerings to related parties or other investors and other financing activities to fund operations. For the nine months ended September 30, 2026 and 2025, the Company reported operating losses of $36,665 and $18,446, respectively, and negative cash flows from operations of $22,229 and $10,828, respectively. As of September 30, 2026, the Company had $94,787 in cash and cash equivalents and $181,547 in short-term investments. The Company had net working capital of $271,030 and an accumulated deficit of $155,554.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions made when accounting for items and matters such as, but not limited to, useful life of property and equipment and intangible assets, fair value of stock options granted, recognition of deferred income tax assets, determination of incremental borrowing rate used to measure lease liabilities, and warrants, are reasonable based on information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as amounts reported on the statements of operations during the periods presented. Actual results could differ from those estimates.

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

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

3. Financial Instruments

The following table shows the Company’s cash, cash equivalent and investments by significant investment category as of September 30, 2026:

	As of September 30, 2026
					Cash and Cash	Short-Term
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Equivalents	Investments
Cash	$—	$—	$—	$—	$9,501	$—
Level 1:
Money market funds	—	—	—	—	85,286	—
U.S. Treasury securities	164,520	2,186	—	166,706	—	166,706
Level 2:
Government securities	14,910	—	(69)	14,841	—	14,841
Total	$179,430	$2,186	$(69)	$181,547	$94,787	$181,547

	As of December 31, 2025
					Cash and Cash	Short-Term
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Equivalents	Investments
Cash	$—	$—	$—	$—	$3,267	$—
Level 1:
Money market funds	—	—	—	—	93,897	—
U.S. Treasury securities	199,497	1,129	—	200,626	—	200,626
Level 2:
Government securities	—	—	—	—	—	—
Total	$199,497	$1,129	$—	$200,626	$97,164	$200,626

As of September 30, 2026, accrued interest earned of $55 related to investments is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. There was no allowance for expected credit losses on available-for-sale debt securities included as of September 30, 2026 as the unrealized losses were deemed to be temporary in nature.

As of September 30, 2026, all of the Company’s investments have contractual maturities of one year or less.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

4. Related Party Balances and Transactions

The following table summarizes the Company’s related party transactions for:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Professional fees and expenses paid to companies controlled by officers included in general and administrative	$—	$248	$—	$451
Research and development expenses paid to companies controlled by officers included in general and administrative	—	7	—	28

These transactions are in the normal course of operations and are measured at fair value, which is the amount of consideration established and agreed to by the related parties.

5. Leases

During the nine months ended September 30, 2026, the Company entered into three lease arrangements with the Board of Regents of The Texas A&M University System related to its operations at the Texas A&M-RELLIS campus in Bryan, Texas.

In March 2026, the Company commenced an operating lease for approximately 1,775 square feet of office space. The lease has an initial term of two years and provides the Company with three additional one-year renewal options. Annual base rent is approximately $116 and increases by 3.5% beginning on the second anniversary of the lease commencement date and annually thereafter.

On June 15, 2026, the Company entered into two ground lease arrangements with the Texas A&M University System covering an aggregate of approximately 77.7 acres at the Texas A&M-RELLIS campus. The first lease covers approximately 44.4 acres, expires on March 31, 2028, and provides for annual base rent of approximately $1,110, payable quarterly and subject to a 3.75% increase on the first anniversary of the commencement date. The second lease covers approximately 33.3 acres, has an initial term ending September 1, 2026, and has been extended through April 30, 2027. Annualized base rent under the second lease is approximately $0.8 million, payable quarterly and prorated for any partial period, before any approved sponsored-research credits. Because the term of the 33.3-acre lease, including the extension period, does not exceed 12 months, the Company elected the short-term lease recognition exemption and did not recognize a right-of-use asset or lease liability for that arrangement. Payments under the short-term lease are recognized as lease expense over the lease term.

In connection with operating leases commenced during the nine months ended September 30, 2026, the Company recognized approximately $2,137 of operating lease right-of-use assets and corresponding lease liabilities. As of September 30, 2026 and December 31, 2025, operating lease right-of-use assets were approximately $3,182 and $1,732, respectively, and operating lease liabilities were approximately $3,243 and $1,984, respectively. As of September 30, 2026, operating lease liabilities included approximately $1,608 classified as current and $1,635 classified as noncurrent.

6. Stockholders’ Equity (Deficit)

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, par value $0.0001 per share. The Company’s Board of Directors is authorized, without further stockholder action, to issue preferred stock in one or more series and to establish

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

the designations, powers, preferences and rights of each such series and the qualifications, limitations and restrictions thereof. As of September 30, 2026 and December 31, 2025, no shares of Preferred Stock were issued and outstanding.

Common Stock

The Company’s Board of Directors has authorized 500,000,000 shares of common stock, par value $0.0001. As of September 30, 2026 and December 31, 2025, the Company had 82,718,567 and 81,771,422 shares of common stock issued and outstanding.

Common Stock Warrants

As of September 30, 2026 and December 31, 2025, the Company had 30,276,119 outstanding warrants to purchase common stock at a weighted average exercise price of $8.24 per share.

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

Exchangeable Shares

As of September 30, 2026 and December 31, 2025, the Company had 23,216,687 and 24,011,017 exchangeable shares outstanding. These shares are legally issued by Terrestrial Energy Canada (Exchange) Inc., a wholly-owned subsidiary of the Company (“ExchangeCo”). Each exchangeable share is convertible on a 1-for-1 basis into the Company’s common shares, either at the option of the holder or upon the occurrence of certain events. The exchangeable shares carry economic rights and dividend entitlements equivalent to the Company’s corresponding equity instruments and participate in Company-level voting through a special voting mechanism. Exchangeable shares hold limited economic rights with respect to ExchangeCo and are not entitled to dividends of ExchangeCo; provided that holders of exchangeable shares are entitled to dividends paid on Company shares.

The Company has entered into a support and exchange agreement with ExchangeCo and a trustee to guarantee all obligations associated with the exchangeable shares and ensure that holders receive equivalent rights that are intended to be substantively equivalent to direct shareholders of the Company. As such, these instruments are treated as equity of the Company and not reported as noncontrolling interests. During the three months ended September 30, 2026 and 2025, zero exchangeable shares, respectively, were exchanged for common shares. During the nine months ended September 30, 2026 and 2025, 794,330 and zero exchangeable shares, respectively, were exchanged for common shares.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

7. Net Loss per Share of Common Share

Prior to the Business Combination, the Company used the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed. The Company’s preferred stock that was outstanding prior to the Business Combination contractually entitled the holders of such stock to participate in dividends but did not contractually require the holders of such stock to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss attributable to common stockholders, such losses were not allocated to the preferred stock. The Company may be required to issue additional common shares pursuant to contingent value rights (“CVRs”) issued in connection with the Business Combination. The number of shares issuable is contingent upon the Company’s future stock price performance over a specified measurement period. As the contingency has not been met as of September 30, 2026, these shares have not been included in the calculation of basic or diluted net loss per share.

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

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding during the period, without consideration of potentially dilutive securities. There are no potentially dilutive securities included in the Company’s diluted net loss per share calculation for the nine months ended September 30, 2026 and 2025, as the effect of any potentially dilutive security is anti-dilutive due to the net losses in those periods.

The table below sets forth the computation of basic and dilutive net loss per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(11,027)	$(9,279)	$(30,929)	$(21,780)
Denominator:
Weighted-average shares outstanding, basic and diluted	105,935,254	65,983,627	105,911,671	64,118,791
Net loss per share, basic and diluted	$(0.10)	$(0.14)	$(0.29)	$(0.34)

The weighted-average shares outstanding above include both common shares and exchangeable shares outstanding at September 30, 2026 and 2025 as these shares are exchangeable on a one-for-one basis into the Company’s common shares and are therefore economically equivalent to common shares outstanding.

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

The table below sets forth a listing of potentially dilutive securities that were excluded from the calculation of diluted net loss per share attributable to common shareholders because the impact of including them would have been anti-dilutive or out-of-the-money. Potentially dilutive securities include stock options, restricted stock units, warrants, and other share-settled instruments:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	17,972,556	19,198,254	17,972,556	19,198,254
RSUs	1,402,786	—	1,402,786	—
Warrants (public and private)	30,276,119	12,670,143	30,276,119	12,670,143
Total	49,651,461	31,868,397	49,651,461	31,868,397

8. Stock-Based Compensation

In 2014, the Company adopted the amended and restated Terrestrial Energy Inc. 2014 Stock Options Plan (“the 2014 Plan”). In connection with the Company’s redomestication to Delaware, outstanding awards under the 2014 Plan were assumed by the Terrestrial Energy Delaware Inc. 2024 Stock Option Plan, which was most recently amended and restated in October 2024, as the Terrestrial Energy Inc. Second Amended and Restated 2024 Stock Option Plan. In October 2025, the Company adopted the 2025 Equity Incentive Plan, effective immediately prior to the closing of the Business Combination (the “Current Plan”). As of September 30, 2026, the Current Plan authorizes the Company to award equity awards resulting in the issuance of up to 19,165,531 shares of common stock. The Current Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other awards to employees, non-employee directors, consultants and advisors of the Company. The Current Plan is designed to promote the interests of the Company using equity investment interests to attract, motivate, and retain individuals. The Current Plan is administered by the Board of Directors. The Board determines the type, number, vesting requirements and other features and conditions of such awards. Generally, stock options granted from the Current Plan have a contractual term of ten years from the date of the grant and vest over one to three years, subject to the discretion of the Compensation Committee.

The Company recorded stock-based compensation expense in the following award categories as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock Options	$556	$363	$1,418	$757
RSU Awards	2,470	—	7,255	—
Total expense	$3,026	$363	$8,673	$757

Unrecognized stock-based compensation costs and weighted-average period to be recognized related to the stock-based compensation awards as of September 30, 2026 were as follows:

	Stock Options	RSU Awards	Totals
Unrecognized stock-based compensation costs	$2,602	$4,742	$7,344
Weighted-average period over which cost is expected to be recognized (in years)	1.7	1.2	2.9

Terrestrial Energy Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share data or otherwise stated)

(Unaudited)

The Company recorded stock-based compensation in the following expense categories in its condensed consolidated statement of operations for employees and non-employees:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$121	$55	$248	$98
General and administrative	2,905	308	8,425	659
Total costs charged to operations	$3,026	$363	$8,673	$757

9. Income Taxes

The Company is subject to United States federal and state taxes as well as other foreign income taxes.

During the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $63 and $0, which represented an effective tax rate of (0.6%) and 0%, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $178 and $0, which represented an effective tax rate of (0.6%) and 0%, respectively.  The effective income tax rates for both the three months and nine months ended September 30, 2026 and 2025 are different from the U.S. federal statutory rate of 21.0% due to the valuation allowance.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development costs	$4,391	$3,362	$12,455	$6,211
General and administrative expenses	8,538	4,749	23,871	11,569
Other significant non-cash items:
Depreciation and amortization	133	287	339	666
Total Operating Expenses	$13,062	$8,398	$36,665	$18,446

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

The geographic location of long-lived assets is as follows:

	September 30,	December 31,
	2026	2025
United States	$2,953	$1,191
Canada	1,884	2,166
Total	$4,837	$3,357

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

12. Subsequent Events

The Company evaluated subsequent events from September 30, 2026, the date of these condensed consolidated financial statements, through November 10, 2026, the issuance date of these condensed consolidated financial statements for events requiring recognition or disclosure in the condensed consolidated financial statements. The Company concluded that no events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, its”, “Terrestrial Energy”, or the “Company” refer to Terrestrial Energy Inc. and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025, should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on March 30, 2026. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. All amounts in the below discussion and analysis are in thousands except share and per share data or where otherwise noted.

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

On July 28, 2026, the Company announced a signed Engineering Services Agreement (ESA) with Zachry Group, a North American engineering, construction, maintenance, turnaround and fabrication services provider. Under the agreement, Zachry will provide nuclear engineering services including civil structures, mechanical, and electrical systems supporting Terrestrial Energy’s design, development, and licensing activities at Texas A&M-RELLIS.

On September 10, 2026, the Company announced the submission of its Graphite Topical Report to the NRC. The submission supports the regulatory basis for qualifying graphite, a central component of the IMSR Core-unit, for use in commercial plant operations.

On September 21, 2026, the Company announced its support and role as supplier of advanced nuclear plant technology for Ameresco Inc.’s power plant project at the U.S. Army’s Aberdeen Proving Group (APG) in Maryland. This follows a competitive request for proposals and selection process by the Army as part of its Strategic Capital Initiatives and Ameresco’s recent successful selection. Ameresco’s APG power project is planned to provide commercial power generation capacity to the regional electricity market and enhance APG’s electric power resiliency. The project is a phased development of natural gas and advanced nuclear commercial power generation. Terrestrial Energy is supporting Ameresco as the supplier of advanced nuclear generation technology with its IMSR Plant design.

On October 27, 2026, the Company announced that its Board of Directors authorized a share repurchase program for the repurchase of up to $25 million of its common stock until October 21, 2027.

Results of Operations (in thousands, except for share data)

For the three and nine months ended September 30, 2026 and 2025

The following tables set forth our condensed consolidated statements of operations for the three and nine month periods ended September 30, 2026 and 2025, and the dollar and percentage change between the two periods:

	Three months ended September 30,
(in thousands)	2026	2025	Change $	Change %
Operating expenses:
Research and development costs	$4,391	$3,362	1,029	31%
General and administrative	8,538	4,749	3,789	80%
Depreciation and amortization	133	287	(154)	(54)%
Total Operating Expenses	13,062	8,398	4,664	56%
Operating loss	(13,062)	(8,398)	(4,664)	56%
Other income (expense):
Government grants	168	268	(100)	(37)%
Interest expense	(2)	(1,248)	1,246	(100)%
Interest expense - related party	—	(92)	92	(100)%
Interest and dividend income	1,940	158	1,782	1,128%
Foreign exchange gain (loss)	(8)	33	(41)	(124)%
Other income (expense):	2,098	(881)	2,979	(338)%
Net loss before income taxes	(10,964)	(9,279)	(1,685)	18%
Income tax expense	(63)	—	(63)	—%
Net Loss	$(11,027)	$(9,279)	(1,748)	19%

	Nine months ended September 30,
(in thousands)	2026	2025	Change $	Change %
Operating expenses:
Research and development costs	$12,455	$6,211	6,244	101%
General and administrative	23,871	11,569	12,302	106%
Depreciation and amortization	339	666	(327)	(49)%
Total Operating Expenses	36,665	18,446	18,219	99%
Operating loss	(36,665)	(18,446)	(18,219)	99%
Other income (expense):
Government grants	256	436	(180)	(41)%
Interest expense	(4)	(3,785)	3,781	(100)%
Interest expense – related party	—	(254)	254	(100)%
Interest and dividend income	5,874	169	5,705	3,376%
Foreign exchange gain (loss)	(212)	100	(312)	(312)%
Other income (expense):	5,914	(3,334)	9,248	(277)%
Net loss before income taxes	(30,751)	(21,780)	(8,971)	41%
Income tax expense	(178)	—	(178)	—%
Net loss	$(30,929)	$(21,780)	(9,149)	42%

Operating Expenses

Research and development expense

R&D expenses represent costs incurred for designing and engineering the IMSR Plant, including the costs of developing design tools. All research and development costs related to product development are expensed as incurred.

R&D expense for the three months ended September 30, 2026 and 2025 was $4,391 and $3,362, respectively. R&D expense for the nine months ended September 30, 2026 and 2025 was $12,455 and $6,211, respectively. The increase is attributed to an increase in R&D activities performed relating to the IMSR project, compared to 2025, as the Company continues to increase its fuel and graphite testing along with headcount additions to support commercialization activities.

General and administrative expense

General and administrative expenses consist of costs, such as rent or lease costs, legal, audit and accounting services, and other professional fees, marketing costs, stock compensation, as well as personnel-related expenses for employees, executives and contractors.

General and administrative expense for the three months ended September 30, 2026 and 2025 was $8,538 and $4,749, respectively. General and administrative expense for the nine months ended September 30, 2026 and 2025 was $23,871 and $11,569, respectively. The increase is primarily attributable to additional stock-based compensation expense associated with stock options and restricted stock units issued, along with overall operational growth including headcount as part of the business growth strategy.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of our computer software and equipment and amortization of our patents and trademarks.

Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $133 and $287, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $339 and $666, respectively. The decrease is attributed to a reduction in total net depreciable fixed assets, as the Company had assets which were fully depreciated in fiscal 2025.

Other Income and Expenses

Interest expense and Interest expense — Related parties

Interest expense and interest expense — related parties decreased by $1,338, or 100%, when comparing the results for the three months ended September 30, 2026 and 2025, and by $4,035, or 100%, when comparing the results for the nine months ended September 30, 2026 and 2025. The decrease was primarily due to conversion of convertible notes by the Company in the fourth quarter of 2025, resulting in no debt outstanding or accruing interest in the first three quarters of 2026.

Interest and Dividend Income

Interest and dividend income increased by $1,782 for the three months ended September 30, 2026 when compared to the same period in 2025, and by $5,705 for the nine months ended September 30, 2026 when compared to the same period in 2025, as a result of higher short-term investment balances.

Liquidity and Capital Resources

Historically, the Company’s primary sources of liquidity have been cash flows from private fundraising offerings to related parties or other investors and other financing activities to fund operations. For the nine months ended September 30, 2026 and 2025, the Company reported operating losses of $36,665 and $18,446, respectively, and negative cash flows from operations of $22,229 and $10,828, respectively. As of September 30, 2026, the Company had $94,787 in cash and cash equivalents and $181,547 in short-term investments. The Company had net working capital of $271,030 and an accumulated deficit of $155,554. Management expects that significant on-going expenditures will be necessary to successfully implement our business plan.

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

The Company’s future capital requirements will depend on many factors, including the timing and extent of spending to support further sales and marketing, research and development efforts, the Company’s commercial development and deployment of its IMSR Plants, and future revenues. The Company may seek to obtain additional financing to commercialize the IMSR Plant technology through possible public or private equity offerings, debt financings, corporate collaborations, and other means. We believe that we have sufficient cash and cash equivalents and investments, along with continued access to capital markets, to satisfy our cash requirements for the next 12 months from the issuance date of these condensed consolidated financial statements after November 10, 2026 and beyond based on current operating plans.

Cash flows for the nine months ended September 30, 2026 and 2025

The following table summarizes the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(22,229)	$(10,828)
Net cash provided by (used in) investing activities	$19,657	$(1,029)
Net cash provided by financing activities	$131	$36,669

Cash flows used in operating activities

Net cash used in operating activities for the nine  months ended September 30, 2026 was $22,229 compared to $10,828 for the nine months ended September 30, 2025, an increase of $11,401. The increase was primarily due to an increase in the Company’s operating loss after non-cash items. The cause of the increase in the Company’s operating loss was an increase in engineering costs and general and administrative costs as discussed above.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $19,657 compared to net cash used in investing activities of $1,029 for the nine months ended September 30, 2025. The increase was primarily related to redemptions of short-term and long-term investments, partially offset by purchases of short-term and long-term investments.

Cash flows provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $131 compared to $36,669 for the nine months ended September 30, 2025, a decrease of $36,538. The decrease was a result of issuances of convertible notes of $10,985 and the $25,797 proceeds received relating to shares of Preferred Stock prior to the closing of private placement in the nine months ended September 30, 2025 as compared to $0 in the current period.

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

 Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of September 30, 2026. Accordingly, Management believes that the financial statements contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

In connection with our continued monitoring and maintenance of our control procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Except as stated below, none of the Company’s directors or executive officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026:

On September 10, 2026, Simon Irish, the Company’s Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement (the “New Trading Arrangement”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that replaces the prior 10b5-1 Trading Arrangement entered into on June 10, 2026. The New Trading Arrangement is intended to provide for “eligible sell-to-cover transactions” (as described in Rule10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting of equity awards and related issuance of shares of the Company’s common stock. The number of shares that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of the Company’s common stock and the extent to which vesting conditions are satisfied. The New Trading Arrangement also contemplates the sale of up to 56,800 shares of the Company’s common stock. The expiration of the New Trading Arrangement is March 23, 2027, subject to early termination for certain specified events set forth in the arrangement.

On September 10, 2026, Brian Thrasher, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Thrasher Trading Arrangement”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Thrasher Trading Arrangement is intended to provide for “eligible sell-to-cover transactions” (as described in Rule10b5-1(c)(1)(ii)(D)(3) under the Exchange Act) to satisfy tax withholding obligations arising exclusively from the vesting of equity awards and related issuance of shares of the Company’s common stock. The number of shares that will be sold to satisfy applicable tax withholding obligations upon vesting is not currently determinable as the number will vary based on the market price of the Company’s common stock and the extent to which vesting conditions are satisfied.

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

Date: November 10, 2026

TERRESTRIAL ENERGY INC.
(REGISTRANT)

By:	/s/ Simon Irish
Name:	Simon Irish
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian Thrasher
Name:	Brian Thrasher
Title:	Chief Financial Officer
(Principal Financial Officer)